Form 10QSB
period 2003-03-31
WAYNE ACQUISITION CORP
filed 2003-05-05
CIK 1164977

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from__________ to _________

                 Commission file number:          000-49678
                                             _________________________

                             WAYNE ACQUISITION CORP.
---------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter

                   Delaware                            30-0008912
----------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                  38 Fox Run Road, Monroe, Connecticut 06468
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                             (203) 261-5698
---------------------------------------------------------------------------
                         (Issuer's telephone number)

                                  None
---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              WAYNE ACQUISITION CORP.

                                   FORM 10-QSB


                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
          As of March 31, 2003 (Unaudited) and December 31, 2002.......... 3

         Statements of Operations
          for the Three Months Ended March 31, 2003 and 2002 (Unaudited).. 4

         Statements of Cash Flows
          for the Three Months Ended March 1, 2003 and 2002 (Unaudited)... 5

         Notes to Financial Statements (Unaudited)........................ 6

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 9
Item 2.  Changes in Securities............................................ 9
Item 3.  Defaults Upon Senior Securities.................................. 9
Item 4.  Submission of Matters to a Vote of Security Holders.............. 9
Item 5.  Other Information................................................ 9
Item 6.  Exhibits and Reports on Form 8-K................................. 9

SIGNATURES................................................................10

CERTIFICATION

                             WAYNE ACQUISITION CORP.
                          (A Development Stage Company)

                                BALANCE SHEETS

                                                 March 31        Dec. 31
                                                   2003            2002
                                                 ---------       -------
ASSETS
Current Assets ..............................     $     0        $     0
                                                  --------       --------
Other Assets.................................           0              0
                                                  --------       --------
Total Assets.................................     $     0        $     0
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities..........................     $     0        $     0
                                                  --------       --------
Total Liabilities............................           0              0
                                                  --------       --------
Stockholders' Equity

 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none issued and outstanding        0              0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued
  and outstanding............................         500            500

Additional paid-in capital...................       1,094            844

Deficit Accumulated During Development Stage.      (1,594)       (1,344)
                                                  --------       -------
 Total Stockholders' Equity..................           0             0
                                                  --------       -------

Total Liabilities and Stockholders' Equity...     $     0        $    0
                                                  ========       =======



The accompanying notes are an integral part of these financial statements.


                               WAYNE ACQUISITION CORP.
                            (A Development Stage Company)


                               STATEMENT OF OPERATIONS


                                                               From Jan. 2,
                                             Three Months     2002 (Inception)
                                             Ended March 31  to March 31, 2002
                                             ---------------------------------
                                                   2003             2002
                                             ----------------   --------------

Revenue...................................      $     0              $     0
                                                --------            --------
Expenses
   Administrative and general expenses....          250                    3
   Organization costs.....................            -                  274
                                                --------             --------
Total expenses............................          250                  277

Loss before taxes.........................        (250)                (277)

Provision for income taxes................            -                    -

NET LOSS..................................      $ (250)              $ (277)
                                                =======              =======

Basic loss per common share...............      $ (.00)              $ (.00)
                                                ======               =======
Diluted loss per common share.............      $ (.00)              $ (.00)
                                                =======              =======

Basic and diluted weighted average number
  of common shares outstanding............    5,000,000            5,000,000
                                              =========            =========



 The accompanying notes are an integral part of these financial statements.


                                WAYNE ACQUISITION CORP.
                            (A Development Stage Company)

                                STATEMENT OF CASH FLOWS

                                                               From Jan. 2,
                                              Three Months   2002 (Inception)
                                             Ended March 31  to March 31, 2002
                                             ----------------------------------
                                                   2003             2002
                                             ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.................................     $  (250)          $  (277)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Capitalized services and expenses......           0               274
                                                --------           -------
Net cash used in operating activities......       (250)               (3)
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES.......           0                 0
                                                --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service......           -               500
  Contributed paid-in capital..............         250                 -
                                                --------           -------
Net cash provided by financing activities..         250               500
                                                --------           -------

INCREASE IN CASH AND CASH EQUIVALENTS......      $    0            $  500
                                                ========           =======
CASH AND CASH EQUIVALENTS:

 Beginning of period.......................      $    0            $  500
                                                ========           =======
 End of period.............................      $    0            $  497
                                                ========           =======


 The accompanying notes are an integral part of these financial statements.


                             WAYNE ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2003

1. Basis of Presentation.

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

   In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended March 31, 2003 are not necessarily indicative of the results for any future period.

2. Organization and Business Operations

   Wayne Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement and the periodic reports with the Securities and Exchange Commission.

3. Shareholders' Equity

   Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2002, no preferred stock has been issued.

   Common Stock

   The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

   Additional Paid-In Capital

   Additional paid-in capital at March 31, 2003 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

4. Related Party Transactions

   On January 2, 2002, the Company issued a total of 5,000,000 shares of common stock to Newfield Capital in exchange for $500 in cash. The sole officer and director of the Company is also the sole shareholder of Newfield Capital. With respect to the sales made to Newfield Capital, the Company relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   The Company currently uses the offices of Newfield Capital as its principal place of business at no cost to the Company.

   On January 2, 2002, the Company signed an agreement with Newfield Capital, the sole shareholder of the Company. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company, until the Company enters into a business combination: (i) Preparation and filing of required documents with the Securities and Exchange Commission; (ii) Location and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company.


Item 2.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

After the Company's registration statement on Form 10-SB is cleared by the Commission, the Company's officer and director intends to contact a number of registered securities broker-dealers to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. Business opportunities may also come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. All transactions in securities effected in connection with the business plan of the Company as described in the Company's registration statement will be conducted through or effected by a registered broker-dealer.

In implementing its business plan, the Company needs to pay ongoing expenses, including legal and accounting fees incurred in conjunction with preparation and filing of its registration statement on Form 10-SB and in conjunction with compliance with its on-going reporting obligations under the Securities Exchange Act of 1934, as amended. Newfield Capital, the sole shareholder of the Company, has agreed to pay all expenses, on behalf of the Company, until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount Newfield Capital will pay on behalf of the Company. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or their affiliates or associates.

Results of Operations

Since inception the Company has not engaged in any operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended March 31, 2003, the Company had no revenues, and incurred expenses of $250.

Liquidity and Capital Resources

At March 31, 2003, the Company had no cash and no other assets.

The Company will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. Such expenses are anticipated to be paid by Newfield Capital, Inc., the sole shareholder of the Company. In January 2002, the Company signed an agreement with Newfield Capital, Inc. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company until the Company consummates a business combination: (i) Preparation and filing of required reports with the Securities and Exchange Commission, (ii) Location and review of potential target companies, and
(iii) Payment of all corporate, organizational, and other costs incurred by the Company. See Note 3 to the Financial Statements.

Evaluation of Internal and Disclosure Controls

Pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c), the management of the Company has evaluated the effectiveness of the design and operation of the issuer's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

	    None.

Item 3.  Defaults Upon Senior Securities

	    None.

Item 4.  Submission of Matters to a Vote of Security Holders

	   None.

Item 5.  Other Information

	   None.

Item 6. Exhibits and Reports on Form 8-K

    1)  Exhibits:  None

    2)  Reports on Form 8-K: None.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.


Wayne Acquisition Corp.


By:  /s/ Gary Huang
   ----------------------
   Gary Huang, President


Date: May 2, 2003

                               CERTIFICATION

I, Gary Huang, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Wayne Acquisition Corp.;

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


  /s/ Gary Huang
----------------------
Gary Huang, President

Date: May 2, 2003