Form 10QSB
period 2003-06-30
WAYNE ACQUISITION CORP
filed 2003-08-08
CIK 1164977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____________ to ___________

                 Commission file number:          000-49678
                                        -----------------------------------

                             WAYNE ACQUISITION CORP.
---------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter

                   Delaware                        30-0008912
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              WAYNE ACQUISITION CORP.

                                   FORM 10-QSB


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheets
   As of June 30, 2003 (Unaudited) and December 31, 2002..................   3

  Statements of Operations
   for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)..   4

  Statements of Cash Flows
   for the Six Months Ended June 30, 2003 and 2002 (Unaudited)............   5

  Notes to Financial Statements (Unaudited)...............................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation........   7

Item 3.  Controls and Procedures..........................................   9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   9
Item 2.  Changes in Securities............................................   9
Item 3.  Defaults Upon Senior Securities..................................   9
Item 4.  Submission of Matters to a Vote of Security Holders..............   9
Item 5.  Other Information................................................  10
Item 6.  Exhibits and Reports on Form 8-K.................................  10

SIGNATURES................................................................  10

CERTIFICATION

                             WAYNE ACQUISITION CORP.
                          (A Development Stage Company)

                                BALANCE SHEETS

                                                 June 30         Dec. 31
                                                   2003            2002
                                                 ---------       -------
ASSETS
Current Assets ..............................     $     0        $      0
                                                  --------       --------
Other Assets.................................           0               0
                                                  --------       --------
Total Assets.................................     $     0        $      0
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities..........................     $     0        $      0
                                                  --------       --------
Total Liabilities............................           0               0
                                                  --------       --------
Stockholders' Equity

 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none issued and outstanding        0               0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued
  and outstanding............................         500             500

Additional paid-in capital...................       1,294             844

Deficit Accumulated During Development Stage.      (1,794)        (1,344)
                                                  --------       --------
 Total Stockholders' Equity..................           0               0
                                                  --------       --------

Total Liabilities and Stockholders' Equity...     $     0        $      0
                                                  ========       ========



The accompanying notes are an integral part of these financial statements


                               WAYNE ACQUISITION CORP.
                            (A Development Stage Company)


                               STATEMENT OF OPERATIONS


                                                                          From Jan 2, 2002
                                              Three Months    Six Months   (Inception) to
                                             Ended June 30   Ended June 30   June 30, 2002
                                           ------------------- ------------  ----------
                                             2003        2002      2003       2002
                                           ---------    ------    -------   --------

Revenue.................................    $     0    $     0    $    0    $    0
                                           --------    -------    ------    ------
Expenses
   Administrative and general expenses..        200          2       450         5
   Organization costs...................          -          -         -       274
                                            -------    -------    ------    ------
Total expenses..........................        200          2       450       279

Loss before taxes.......................      (200)          -     (450)     (279)

Provision for income taxes..............          -          -         -         -

NET INCOME (LOSS).......................    $ (200)        (2)     (450)   $ (279)
                                            =======    =======   =======   =======

Basic loss per common share.............    $ (.00)    $   .00   $ (.00)   $ (.00)
                                            =======    =======   =======   =======
Diluted loss per common share...........    $ (.00)    $   .00   $ (.00)   $ (.00)
                                            =======    =======   =======   =======

Basic and diluted weighted average number
  of common shares outstanding..........  5,000,000  5,000,000 5,000,000 5,000,000
                                          =========  ========= ========= =========



 The accompanying notes are an integral part of these financial statements.


                               WAYNE ACQUISITION CORP.
                            (A Development Stage Company)

                                STATEMENT OF CASH FLOWS

                                                                 From Jan. 2,
                                              Six Months       2002 (Inception)
                                             Ended June 30    to June 30, 2002
                                             ---------------- -----------------
                                                   2003             2002
                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.................................     $  (450)          $   (279)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Capitalized services and expenses......           0                  0
                                                --------           -------
Net cash used in operating activities......       (450)              (279)
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES.......           0                  0
                                                --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service......           -                500
 Contributed paid-in capital...............         450                274
                                                --------           -------
Net cash provided by financing activities..         450                774
                                                --------           -------

INCREASE IN CASH AND CASH EQUIVALENTS......      $    0            $   500
                                                ========           =======
CASH AND CASH EQUIVALENTS:

 Beginning of period.......................      $    0            $     0
                                                ========           =======
 End of period.............................      $    0            $   495
                                                ========           =======


 The accompanying notes are an integral part of these financial statements.


                            WAYNE ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2003

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

   In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended June 30, 2003 are not necessarily indicative of the results for any future period.

2. Organization and Business Operations

   Wayne Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement and the periodic reports with the Securities and Exchange Commission.

3. Shareholders' Equity

   Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2002, no preferred stock has been issued.

   Common Stock

   The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

   Additional Paid-In Capital

   Additional paid-in capital at June 30, 2003 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

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

   The Company currently uses the offices of Newfield Capital as its mailing address at no cost to the Company.

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

Results of Operations

Since inception the Company has not engaged in any operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended June 30, 2003, the Company had no revenues, and incurred expenses of $200.

Liquidity and Capital Resources

At June 30, 2003, the Company had no cash and no other assets.

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

ITEM 3.   CONTROLS AND PROCEDURES

Pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c), the management of the Company has evaluated the effectiveness of the design and operation of the issuer's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and has concluded that the disclosure controls and procedures are adequate and effective based upon his evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.



                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

	    None.

Item 2.   Changes in Securities

	    None.

Item 3.  Defaults Upon Senior Securities

	   None.

Item 4.  Submission of Matters to a Vote of Security Holders

	   None.

Item 5.  Other Information

	   None.

Item 6. Exhibits and Reports on Form 8-K

    1)  Exhibit 99.1:  Certification of the Management

    2)  Reports on Form 8-K: None.





                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.


Wayne Acquisition Corp.


By:  /s/ Gary Huang
   ----------------------
   Gary Huang, President


Date: August 6, 2003

                               CERTIFICATION

I, Gary Huang, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Wayne Acquisition Corp.;

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


  /s/ Gary Huang
----------------------
Gary Huang, President
Wayne Acquisition Corp.

Date: August 6, 2003