Form 10QSB
period 2003-09-30
WAYNE ACQUISITION CORP
filed 2003-11-04
CIK 1164977

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              WAYNE ACQUISITION CORP.

                                   FORM 10-QSB


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Balance Sheets
  As of September 30, 2003 (Unaudited) and December 31, 2002...............   3

 Statements of Operations
  for the Three and Nine Months Ended September 30, 2003 and 2002
  (Unaudited)..............................................................   4

 Statements of Cash Flows
  for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)........   5

 Notes to Financial Statements (Unaudited).................................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........   7

Item 3.  Controls and Procedures...........................................   8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   9
Item 2.  Changes in Securities.............................................   9
Item 3.  Defaults Upon Senior Securities...................................   9
Item 4.  Submission of Matters to a Vote of Security Holders...............   9
Item 5.  Other Information.................................................   9
Item 6.  Exhibits and Reports on Form 8-K..................................   9

SIGNATURES.................................................................   9

CERTIFICATION

                              WAYNE ACQUISITION CORP.
                          (A Development Stage Company)

                                BALANCE SHEETS

                                               September 30       Dec. 31
                                                   2003            2002
                                                 ---------       -------
ASSETS
Current Assets ..............................     $     0        $      0
                                                  --------       --------
Other Assets.................................           0               0
                                                  --------       --------
Total Assets.................................     $     0        $      0
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities..........................     $     0        $      0
                                                  --------       --------
Total Liabilities............................           0               0
                                                  --------       --------
Stockholders' Equity

 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none issued and outstanding        0               0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued
  and outstanding............................         500             500

Additional paid-in capital...................       1,594             844

Deficit Accumulated During Development Stage.     (2,094)         (1,344)
                                                  --------       --------
 Total Stockholders' Equity..................           0               0
                                                  --------       --------

Total Liabilities and Stockholders' Equity...     $     0        $      0
                                                  ========       ========



The accompanying notes are an integral part of these financial statements


                               WAYNE ACQUISITION CORP.
                            (A Development Stage Company)


                               STATEMENT OF OPERATIONS


                                                                             From Jan 2, 2002
                                              Three Months      Nine Months  (Inception) to
                                          Ended September 30   Ended Sept. 30  Sept. 30,
                                             2003        2002      2003         2002
                                           ---------    ------    -------   --------

Revenue.................................    $     0    $     0    $    0    $    0
                                           --------    -------    ------    ------
Expenses
   Administrative and general expenses..        300          0       750         5
   Organization costs...................          -          -         -       274
                                            -------    -------    ------    ------
Total expenses..........................        300          -       750       279

Loss before taxes.......................      (300)          -     (750)     (279)

Interest Income.........................          -          2         -         2

Provision for income taxes..............          -          -         -         -

NET INCOME (LOSS).......................    $ (300)          2     (750)   $ (279)
                                            =======    =======   =======   =======

Basic loss per common share.............    $ (.00)    $   .00   $ (.00)   $ (.00)
                                            =======    =======   =======   =======
Diluted loss per common share...........    $ (.00)    $   .00   $ (.00)   $ (.00)
                                            =======    =======   =======   =======

Basic and diluted weighted average number
  of common shares outstanding..........  5,000,000  5,000,000 5,000,000 5,000,000
                                          =========  ========= ========= =========



   The accompanying notes are an integral part of these financial statements.


                                WAYNE ACQUISITION CORP.
                            (A Development Stage Company)

                                STATEMENT OF CASH FLOWS

                                                                 From Jan. 2,
                                              Nine Months       2002 (Inception)
                                           Ended September 30  to Sept. 30, 2002
                                           ------------------ -----------------
                                                   2003             2002
                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.................................     $  (750)          $   (279)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Capitalized services and expenses......           0                  0
                                                --------           -------
Net cash used in operating activities......       (750)              (279)
                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES.......           0                  0
                                                --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service......           -                500
  Contributed paid-in capital..............         750                274
                                                --------           -------
Net cash provided by financing activities..         750                774
                                                --------           -------

INCREASE IN CASH AND CASH EQUIVALENTS......      $    0            $   500
                                                ========           =======
CASH AND CASH EQUIVALENTS:

 Beginning of period.......................      $    0            $     0
                                                ========           =======
 End of period.............................      $    0            $   495
                                                ========           =======


 The accompanying notes are an integral part of these financial statements.


                             WAYNE ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

   In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended September 30, 2003 are not necessarily indicative of the results for any future period.

2. Organization and Business Operations

   Wayne Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and filing of a registration statement on Form 10-SB and the periodic reports with the Securities and Exchange Commission.

3. Shareholders' Equity

   Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2003, no preferred stock has been issued.

   Common Stock

   The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

   Additional Paid-In Capital

   Additional paid-in capital at September 30, 2003 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

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


Item 2.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company's Registration Statement on Form 10-SB was declared effective by the SEC on August 12, 2003. To date the Company has no particular acquisition in mind and has not entered into any agreement regarding such merger or acquisition.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. There is no assurance that the Company will be successful in finding or acquiring a desirable business opportunity.

Results of Operations

Since inception the Company has not engaged in any operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended September 30, 2003, the Company had no revenues, and incurred expenses of $300.

Liquidity and Capital Resources

At September 30, 2003, the Company had no cash and no other assets.

In implementing its business plan, the Company needs to pay certain ongoing expenses, including legal and accounting fees incurred in compliance with its ongoing reporting obligations under the Securities Exchange Act of 1934, as amended. Newfield Capital, the sole shareholder of the Company, has agreed to pay all expenses, on behalf of the Company, until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount Newfield Capital will pay on behalf of the Company. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or their affiliates or associates.


ITEM 3.   CONTROLS AND PROCEDURES

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS:  None.

Item 2.   CHANGES IN SECURITIES:  None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES:  None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

Item 5.   OTHER INFORMATION:  None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2)  Reports on Form 8-K:  None.




                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.


Wayne Acquisition Corp.


By:  /s/ Gary Huang
----------------------
 Gary Huang, President


Date: November 3, 2003